Form 10QSB
period 2001-03-31
SEGWAY VII CORP
filed 2001-05-14
CIK 1120089

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)
               [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 2001

               [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
                                THE EXCHANGE ACT

                       For the transition period from to

                          Commission File No. 000-31365

                                 SEGWAY VII CORP.
                 (Name of Small Business Issuer in Its Charter)

                                   New Jersey
                        (State of Other Jurisdiction of
                         Incorporation or Organization)

                                   22-3720629
                                (I.R.S. Employer
                              Identification No.)


               4400 Route 9 South, 2nd Floor, Freehold, NJ 07728
              (Address of Principal Executive Offices) (Zip Code)

                                 (732) 409-1212
                (Issuer's Telephone Number, Including Area Code)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                 Yes   X       No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 14, 2001 the Company had 5,000,000 shares of Common Stock outstanding, $0.0001 par value.

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements:

BASIS OF PRESENTATION

The accompanying reviewed financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results from inception (April 6, 2000) and three months ended March 31, 2001 are not necessarily indicative of results that may be expected for the year ending December 31, 2001. The financial statements are presented on the accrual basis.

                                 SEGWAY VII CORP.

                              FINANCIAL STATEMENTS

                              AS OF MARCH 31, 2001

                                 Segway VII Corp.
                     Financial Statements Table of Contents

FINANCIAL STATEMENTS                                     Page #
         Balance Sheet                                     1


         Statement of Operations and Retained Deficit      2


         Statement of Stockholders Equity                  3


         Cash Flow Statement                               4


         Notes to the Financial Statements               5-7

                                 SEGWAY VII CORP.
                                  BALANCE SHEET
                              As of March 31, 2001
                              and December 31, 2000

                                     ASSETS
     CURRENT ASSETS                             March 31, 2001  December 31, 2000
                                                --------------  -----------------
             Cash                                      $ 154    $   3
                                                       -----    -----

                           TOTAL ASSETS                $ 154    $   3
                                                       =====    =====
LIABILITIES AND STOCKHOLDERS' EQUITY

     CURRENT LIABILITIES

         Accrued expenses                              $ 275    $ 175
                                                       -----    -----

                           TOTAL LIABILITIES             275      175
                                                       -----    -----

     STOCKHOLDERS' EQUITY

       Common Stock - par value $0.0001;
         100,000,000 shares authorized;
         5,000,000 issued and outstanding                500      500

       Additional paid in capital                        325      125

       Preferred Stock - Par value $0.0001;
         20,000,000 shares authorized;
         none issued and outstanding                       0        0

       Retained earnings                                (946)    (797)
                                                       -----    -----

       Total stockholders' equity                       (121)    (172)
                                                       -----    -----


           TOTAL LIABILITIES AND EQUITY                $ 154    $   3
                                                       =====    =====

              The accompanying notes are an integral part of these
                             financial statements.

                                 SEGWAY VII CORP.
                             STATEMENT OF OPERATIONS
                 For the three months ended March 31, 2001, and
                From inception (April 6, 2000) through March 31, 2001

                                            Three Months  From Inception
                                            ------------  --------------
REVENUE                    Sales            $       0    $        0
                           Cost of sales            0             0
                                           ----------    ----------

     GROSS PROFIT                                   0             0

     GENERAL AND ADMINISTRATIVE EXPENSES          149           946
                                           ----------    ----------

     NET LOSS                                    (149)         (946)
     RETAINED DEFICIT, BEGINNING BALANCE         (797)            0
                                            ----------    ----------

     RETAINED DEFICIT, ENDING BALANCE            (946)         (946)
                                            ==========    ==========

NET EARNINGS PER SHARE

         Basic and Diluted

         Net loss per share           (Less than .01)

Basic and Diluted Weighted Average

    Number of Common Shares Outstanding     5,000,000

              The accompanying notes are an integral part of these
                             financial statements.

                                 SEGWAY VII CORP.
                        STATEMENT OF STOCKHOLDERS' EQUITY
              From April 6, 2000 (inception) Through March 31, 2001

                               SHARES          COMMON STOCK     ACCUMULATED DEFICIT      TOTAL
                           -------------      -------------     -----------------     ------------
Stock issued for cash        5,000,000           $    625                               $      625

Net loss                                                           $       (797)             (797)
                            ------------       ------------      ----------------      -----------

Total at December 31, 2000   5,000,000                625                  (797)             (172)

Contributed capital

 by shareholders                                      200                                      200

Net loss                                                                   (149)             (149)
                            -------------      -------------      ---------------      -----------
                             5,000,000           $      825         $      (946)        $    (121)
                            =============      =============      ===============      ===========

              The accompanying notes are an integral part of these
                             financial statements.

                                 SEGWAY VII CORP.
                             STATEMENT OF CASH FLOWS
                 For the three months ended March 31, 2001, and
                from April 6, 2000 (inception) Through March 31, 2001

CASH FLOWS FROM OPERATING ACTIVITIES                        Three Months  From Inception
                                                            ------------  --------------
        Net income (loss)                                        $(149)   $(946)

                      Increases (Decrease) in Accrued Expenses     100      275
                                                                 -----    -----

    NET CASH PROVIDED OR (USED) IN OPERATIONS                      (49)    (671)

CASH FLOWS FROM FINANCING ACTIVITIES

        None                                                         0        0

CASH FLOWS FROM INVESTING ACTIVITIES

        Proceeds from issuance of common stock                       0      625
        Proceeds from capital contributions                        200      200
                                                                 -----    -----
                                                                   200      825
CASH RECONCILIATION

        Net increase (decrease) in cash                            151      154
        Beginning cash balance                                       3
                                                                 -----    -----

CASH BALANCE AT END OF YEAR                                        154      154
                                                                 =====    =====

              The accompanying notes are an integral part of these
                             financial statements.

                                 SEGWAY VII CORP.
1. Summary of significant accounting policies:
   ------------------------------------------

Industry - Segway VII Corp. (The Company), a Company incorporated in the state
--------
of New Jersey as of April 6, 2000, plans to locate and negotiate with a business entity for the combination of that target company with The Company. The combination will normally take the form of a merger, stock-for-stock exchange or stock-for-assets exchange. In most instances the target company will wish to structure the business combination to be within the definition of a tax-free reorganization under Section 351 or Section 368 of the Internal Revenue Code of 1986, as amended. No assurances can be given that The Company will be successful in locating or negotiating with any target company.

The Company has been formed to provide a method for a foreign or domestic private company to become a reporting ("public") company whose securities are qualified for trading in the United States secondary market.

Results of Operations and Ongoing Entity - The Company is considered to be an
---------------------------------------
ongoing entity. The Company's shareholders fund any shortfalls in The Company's cash flow on a day to day basis during the time period that The Company is in the development stage.

Liquidity and Capital Resources - In addition to the stockholder funding capital
-------------------------------
shortfalls; The Company anticipates interested investors that intend to fund the Company's growth once a business is located.

Cash and Cash Equivalents - The Company considers cash on hand and amounts on
-------------------------
deposit with financial institutions which have original maturities of three months or less to be cash and cash equivalents.

Basis of Accounting - The Company's financial statements are prepared in
-------------------
accordance with generally accepted accounting principles.

Income Taxes - The Company utilizes the asset and liability method to measure
------------
and record deferred income tax assets and liabilities. Deferred tax assets and liabilities reflect the future income tax effects of temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and are measured using enacted tax rates that apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred tax assets are reduced by a valuation allowance when in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. At this time, The Company has set up an allowance for deferred taxes as there is no company history to indicate the usage of deferred tax assets and liabilities.

Fair Value of Financial Instruments - The Company's financial instruments may
------------------------------------
include cash and cash equivalents, short-term investments, accounts receivable, accounts payable and liabilities to banks and shareholders. The carrying amount of long-term debt to banks approximates fair value based on interest rates that are currently available to The Company for issuance of debt with similar terms and remaining maturities. The carrying amounts of other financial instruments approximate their fair value because of short-term maturities.

Concentrations of Credit Risk - Financial instruments which potentially expose
-----------------------------

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

8. Stockholder's Equity:
   --------------------

Common Stock includes 100,000,000 shares authorized at a par value of $0.0001, of which 5,000,000 have been issued for the amount of $625 to Richard I. Anslow and Gregg E. Jaclin. The two shareholders contributed an additional $200 on February 8, 2001. The Company has also authorized 20,000,000 shares of preferred stock at a par value of $0.0001, none of which have been issued.

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

Plan of Operation
-----------------

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

Results of Operation
--------------------

The Company did not have any operating income from inception (April 6, 2000) through March 31, 2001. For quarter ended March 31, 2001, the registrant recognized a net loss of $149. Some general and administrative expenses during the quarter were accrued. Expenses for the quarter were comprised of costs mainly associated with legal, accounting and office.

Liquidity and Capital Resources
-------------------------------

At March 31, 2001 the Company had no capital resources other than an insignificant amount of cash, and will rely on advances from related parties to fund administrative expenses pending acquisition of an operating company.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings.  Not Applicable

Item 2. Changes in Securities.  None

Item 3. Defaults Upon Senior Securities.  Not Applicable

Item 4. Submission of Matters to a Vote of Security
        Holders. None

Item 5. Other Information. None

Item 6. Exhibits and Reports of Form 8-K. None

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed in its behalf by the undersigned, thereunto duly authorized, on May 14, 2001.

     SEGWAY VII CORP.

     By:/s/ Richard I. Anslow
     --------------------------
            Richard I. Anslow
            President