Form 10QSB
period 2001-06-30
SEGWAY VII CORP
filed 2001-08-14
CIK 1120089

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)
               [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended June 30, 2001

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

                 Yes   X       No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of August 14, 2001 the Company had 5,000,000 shares of Common Stock outstanding, $0.0001 par value.

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements:

BASIS OF PRESENTATION

The accompanying reviewed financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results from inception (April 6, 2000) and six months ended June 30, 2001 are not necessarily indicative of results that may be expected for the year ending December 31, 2001. The financial statements are presented on the accrual basis.

                                SEGWAY VII CORP.

                              FINANCIAL STATEMENTS

                               AS OF JUNE 30, 2001


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

Item 2. Management's Discussion and Analysis of Financial
        Conditions and Results of Operations

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Item 2. Changes in Securities

Item 3. Defaults Upon Senior Securities

Item 4. Submission of Matters to a Vote of Security Holders

Item 5. Other Information

Signatures

                                SEGWAY VII CORP.
                                  BALANCE SHEET
                               As of June 30, 2001
                              and December 31, 2000

                                     ASSETS

CURRENT ASSETS                                             June 30, 2001    December 31, 2000
--------------                                             -------------    -----------------
        Cash                                                   $   106           $   3
                                                               -------           -----
                      TOTAL ASSETS                             $   106           $   3
                                                               =======           =====
                 LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

    Accrued expenses                                           $   375           $ 175
                                                               -------           -----
                      TOTAL LIABILITIES                            375             175
                                                               -------           -----
STOCKHOLDERS' EQUITY

  Common Stock - par value $0.0001;
    100,000,000 shares authorized;
    5,000,000 issued and outstanding                               500             500

  Additional paid in capital                                       325             125

  Preferred Stock - Par value $0.0001;
    20,000,000 shares authorized;
    none issued and outstanding                                      0               0

  Retained earnings                                             (1,094)           (797)
                                                               -------           -----
  Total stockholders' equity                                      (269)           (172)
                                                               -------           -----
      TOTAL LIABILITIES AND EQUITY                             $   106           $   3
                                                               =======           =====

                 The accompanying notes are an integral part of
                          these financial statements.

                                SEGWAY VII CORP.
                             STATEMENT OF OPERATIONS
                          For the Six months ended June
                       30, 2001, From April 6,2000 through
                               June 30, 2000, and
              From inception (April 6, 2000) through March 31, 2001

                                             Six Months      Six Months      From Inception
                                           June 30, 2001   June 30, 2000   To June 30, 2001
                                           -------------   -------------   ----------------
REVENUE
                      Sales                   $   0           $   0           $     0
                      Cost of sales               0               0                 0
                                              -----           -----           -------

GROSS PROFIT                                      0               0                 0

GENERAL AND ADMINISTRATIVE EXPENSES             297             416             1,094
                                              -----           -----           -------
NET LOSS                                       (297)           (416)          $(1,094)
                                                                             =======
RETAINED DEFICIT, BEGINNING BALANCE            (797)              0
                                              ------          -----
     RETAINED DEFICIT, ENDING BALANCE       $(1,094)    $      (416)
                                            ========    ===========
NET EARNINGS PER SHARE

         Basic and Diluted
         Net loss per share                 (Less than .01)

Basic and Diluted Weighted Average
    Number of Common Shares Outstanding    5,000,000


                 The accompanying notes are an integral part of
                          these financial statements.

                                SEGWAY VII CORP.
                             STATEMENT OF OPERATIONS
                       For the Three months ended June 30,
                          2001, and From April 6, 2000
                              through June 30, 2000

                                        June 30, 2001   June 30, 2000
                                        -------------   -------------
REVENUE
                      Sales                  $  0           $   0
                      Cost of sales             0               0
                                             ----           -----

GROSS PROFIT                                    0               0

GENERAL AND ADMINISTRATIVE EXPENSES            48             416
                                             ----           -----

NET LOSS                                     $(48)          $(416)
                                             ====           =====

                 The accompanying notes are an integral part of
                          these financial statements.

                                SEGWAY VII CORP.
                        STATEMENT OF STOCKHOLDERS' EQUITY
              From April 6, 2000 (inception) Through June 30, 2001

                               SHARES          COMMON STOCK     ACCUMULATED DEFICIT      TOTAL
                           -------------      -------------     -----------------     ------------
Stock issued for cash        5,000,000           $    625                              $      625

Net loss                                                           $       (797)             (797)
                            ------------       ------------      ----------------      -----------

Total at December 31, 2000   5,000,000                625                  (797)             (172)

Contributed capital
 by shareholders                                      200                                     200

Net loss                                                                   (297)             (297)
                            -------------      -------------      ---------------      -----------

Total at June 30, 2001       5,000,000           $      825         $    (1,094)        $    (269)
                            =============      =============      ===============      ===========

                 The accompanying notes are an integral part of
                          these financial statements.

                                SEGWAY VII CORP.
                             STATEMENT OF CASH FLOWS
                       For the three months ended June 30,
                          2001, and from April 6, 2000
                        (inception) Through June 30, 2001

CASH FLOWS FROM OPERATING ACTIVITIES                                Six Months      From Inception
        Net income (loss)                                               $(297)          $(946)

            Increases (Decrease) in Accrued Expenses                      200             275
                                                                        -----           -----

    NET CASH PROVIDED OR (USED) IN OPERATIONS                             (97)           (671)

CASH FLOWS FROM FINANCING ACTIVITIES

        None                                                                0               0

CASH FLOWS FROM INVESTING ACTIVITIES

        Proceeds from issuance of common stock                              0             625
        Proceeds from capital contributions                               200             200
                                                                        -----           -----
                                                                          200             825
CASH RECONCILIATION

        Net increase (decrease) in cash                                   103             154
        Beginning cash balance                                              3
                                                                        -----           -----
CASH BALANCE AT END OF YEAR                                               106             154
                                                                        =====           =====


                 The accompanying notes are an integral part of
                          these financial statements.

                                SEGWAY VII CORP.

------------------------------------------------------------------------------

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

Liquidity and Capital Resources - In addition to the stockholder funding capital
------------------------------
shortfalls; The Company anticipates interested investors that intend to fund the Company's growth once a business is located.

Cash and Cash Equivalents - The Company considers cash on hand and amounts on
-------------------------
deposit with financial institutions which have original maturities of three months or less to be cash and cash equivalents.

Basis of Accounting - The Company's financial statements are prepared in
-------------------
accordance with generally accepted accounting principles.

Income Taxes - The Company utilizes the asset and liability method to measure
-------------
and record deferred income tax assets and liabilities. Deferred tax assets and liabilities reflect the future income tax effects of temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and are measured using enacted tax rates that apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred tax assets are reduced by a valuation allowance when in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. At this time, The Company has set up an allowance for deferred taxes as there is no company history to indicate the usage of deferred tax assets and liabilities.

Fair Value of Financial Instruments - The Company's financial instruments may
-----------------------------------
include cash and cash equivalents, short-term investments, accounts receivable, accounts payable and liabilities to banks and shareholders. The carrying amount of long-term debt to banks approximates fair value based on interest rates that are currently available to The Company for issuance of debt with similar terms and remaining maturities. The carrying amounts of other financial instruments approximate their fair value because of short-term maturities.

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

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations
-------------------------------------------------------------------------------

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

Results of Operation
--------------------

The Company did not have any operating income from inception (April 6, 2000) through June 30, 2001. For quarter ended June 30, 2001, the registrant recognized a net loss of $48 and $297 for the six months then ended. Some general and administrative expenses during the quarter were accrued. Expenses for the quarter were comprised of costs mainly associated with legal, accounting and office.

Liquidity and Capital Resources
-------------------------------

At June 30, 2001 the Company had no capital resources other than an insignificant amount of cash, and will rely on advances from related parties to fund administrative expenses pending acquisition of an operating company.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings.  Not Applicable

Item 2. Changes in Securities.  None

Item 3. Defaults Upon Senior Securities.  Not Applicable

Item 4. Submission of Matters to a Vote of Security
        Holders. None

Item 5. Other Information. None

Item 6. Exhibits and Reports of Form 8-K. None

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed in its behalf by the undersigned, thereunto duly authorized, on August 14, 2001.

     SEGWAY VII CORP.

     By:/s/ Richard I. Anslow
     --------------------------
            Richard I. Anslow
            President