Form 10QSB
period 2002-03-31
WAYCOOL3D INC
filed 2002-05-15
CIK 1120089

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)
               [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 2002

               [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
                                THE EXCHANGE ACT

                       For the transition period from to

                          Commission File No. 000-31365

                                 WAYCOOL3D, INC.
                            (f/k/a Segway VII Corp.)
                 (Name of Small Business Issuer in Its Charter)

                                   New Jersey
                        (State of Other Jurisdiction of
                         Incorporation or Organization)

                                   22-3720629
                                (I.R.S. Employer
                              Identification No.)

                                306 Demers Avenue
                        East Grand Forks, Minnesota 56721
              (Address of Principal Executive Offices) (Zip Code)

                                (218)773-3297
                (Issuer's Telephone Number, Including Area Code)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                 Yes   X       No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 15, 2002 the Company had 10,000,000 shares of Common Stock outstanding, $0.0001 par value.

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements:

BASIS OF PRESENTATION

The accompanying reviewed financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results from inception (April 6, 2000) and three months ended March 31, 2002 are not necessarily indicative of results that may be expected for the year ending December 31, 2002. The financial statements are presented on the accrual basis.

                                 WAYCOOL3D, INC.
                            (f/k/a Segway VII Corp.)

                              FINANCIAL STATEMENTS

                            AS OF MARCH 31, 2002


                                 WAYCOOL3D, INC.
                            (f/k/a Segway VII Corp.)

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

Item 1. Legal Proceedings

Item 2. Changes in Securities

Item 3. Defaults Upon Senior Securities

Item 4. Submission of Matters to a Vote of Security Holders

Item 5. Other Information

Signatures

                                SEGWAY VII CORP.
                                  BALANCE SHEET
                              As of March 31, 2002
                              and December 31, 2001

                                     ASSETS

     CURRENT ASSETS                         March 31, 2002       December 31, 2001
             Cash                            $         12          $        10
                                             ------------         ------------

         TOTAL ASSETS                        $         12          $        10
                                             ============          ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

     CURRENT LIABILITIES

         Accrued expenses                    $      1,025          $       925
                                             ------------          -----------


         TOTAL LIABILITIES                          1,025                  925
                                             ------------          -----------

     STOCKHOLDERS' EQUITY

       Common Stock - par value $0.0001;
         100,000,000 shares authorized;
         5,000,000 issued and outstanding            500                   500

       Additional paid in capital                    375                   325

       Preferred Stock - Par value $0.0001;
         20,000,000 shares authorized;
         none issued and outstanding                   0                     0

       Accumulated Deficit                        (1,888)               (1,740)
                                            -------------            ----------

       Total stockholders' equity                 (1,013)                 (915)
                                            -------------            ----------

           TOTAL LIABILITIES AND EQUITY     $         12             $      10
                                            =============            ==========


              The accompanying notes are an integral part of these
                             financial statements.

                                SEGWAY VII CORP.
                             STATEMENT OF OPERATIONS
                  For the three months ended March 31, 2002 and
                2001, and from inception (April 6, 2000) through
                                 March 31, 2002

                                                        Three Months       Three Months      From Inception
                                                       March 31, 2002     March 31, 2001   To March 31, 2002
REVENUE            Sales                                $         0        $         0        $         0
                   Cost of sales                                  0                  0                  0
                                                        -----------        -----------        -----------

     GROSS PROFIT                                                 0                  0                  0

     GENERAL AND ADMINISTRATIVE EXPENSES                        148                149              1,888
                                                        -----------        -----------        -----------

     NET LOSS                                                  (148)              (149)       $    (1,888)
                                                        -----------        -----------        -----------

     ACCUMULATED DEFICIT, BEGINNING BALANCE                  (1,740)              (797)
                                                        -----------        -----------

     ACCUMULATED DEFICIT, ENDING BALANCE                $    (1,888)       $      (946)
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

                                SEGWAY VII CORP.
                        STATEMENT OF STOCKHOLDERS' EQUITY
              From inception (April 6, 2000)through March 31, 2002

                               SHARES          COMMON STOCK     ACCUMULATED DEFICIT      TOTAL
                           -------------      -------------     -----------------     ------------
Stock issued for cash         5,000,000           $    625                               $      625

Net loss                                                            $       (797)             (797)
                            ------------       ------------      ----------------      ------------

Total at December 31, 2000    5,000,000                625                  (797)             (172)

Contributed capital
 by shareholders                                       200                                     200

Net loss                                                                    (943)             (943)
                            -------------      -------------      ---------------      ------------

Total at December 31, 2001   5,000,000                825                 (1,740)             (915)

Contributed capital
 by shareholders                                       50                                       50

Net loss                                                                    (148)             (148)
                            -------------      -------------      ---------------      ------------

Total at March 31, 2002      5,000,000          $     875          $      (1,888)       $   (1,013)
                            =============      =============      ===============      ============

              The accompanying notes are an integral part of these
                             financial statements.

                                SEGWAY VII CORP.
                             STATEMENT OF CASH FLOWS
                  For the three months ended March 31, 2002, and
              from inception (April 6, 2000) through March 31, 2002

CASH FLOWS FROM OPERATING ACTIVITIES                  March 31, 2002  From Inception
        Net income (loss)                              $      (148)      $ (1,888)

             Increases (Decrease) in accrued expenses          100           1,025
                                                       -------------    ----------

    NET CASH PROVIDED OR (USED) IN OPERATIONS                  (48)          (863)

CASH FLOWS FROM FINANCING ACTIVITIES

        None                                                     0              0

CASH FLOWS FROM INVESTING ACTIVITIES

        Proceeds from issuance of common stock                   0            625
        Proceeds from capital contributions                     50            250
                                                        ------------     ---------

                                                                50            875
CASH RECONCILIATION

        Net increase (decrease) in cash                          2             12
        Beginning cash balance                                  10              0
                                                          -----------   -----------
CASH BALANCE AT END OF YEAR                                     12             12
                                                          ===========   ===========

              The accompanying notes are an integral part of these
                             financial statements.

                                SEGWAY VII CORP.
                         NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 2002

1. Summary of significant accounting policies:
   ------------------------------------------

Industry - Segway VII Corp. (The Company), a Company incorporated in the state
--------
of New Jersey as of April 6, 2000, has located a business entity for the combination of that target company with The Company. See Subsequent Event Footnote 11 for a further explanation.

The Company has been formed to provide a method for a foreign or domestic private company to become a reporting ("public") company whose securities are qualified for trading in the United States secondary market.

Results of Operations and Ongoing Entity - The Company is considered to be an
----------------------------------------
ongoing entity. The Company's shareholders fund any shortfalls in The Company's cash flow on a day to day basis during the time period that The Company is in the development stage.

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

                                SEGWAY VII CORP.
                         NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 2002

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

                                SEGWAY VII CORP.
                         NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 2002

6. Accrued Expenses:
   ----------------

Accrued expenses consist of accrued legal, accounting and office costs during this stage of the business.

7. Operating Lease Agreements:
   --------------------------

The Company has no agreements at this time.

8. Stockholder's Equity:
   --------------------

Common Stock includes 100,000,000 shares authorized at a par value of $0.0001, of which 5,000,000 have been issued for the amount of $625. The shareholders contributed an additional $200 to capital during the year 2001 and $50 during the year 2002. The Company has also authorized 20,000,000 shares of preferred stock at a par value of $0.0001, none of which have been issued.

9. Required Cash Flow Disclosure for Interest and Taxes Paid:
   ---------------------------------------------------------

The Company has paid no amounts for federal income taxes and interest.

10. Earnings Per Share:
    ------------------

Basic earnings per share ("EPS") is computed by dividing earnings available to common shareholders by the weighted-average number of common shares outstanding for the period as required by the Financial Accounting Standards Board (FASB) under Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Shares." Diluted EPS reflects the potential dilution of securities that could share in the earnings.


11.  Subsequent Events:
     -----------------

On April 5, 2002, the Company undertook a 2-1 forward split of its outstanding common shares increasing the amount of shares of common stock outstanding in the Company to 10,000,000. On April 23, 2003, the Company filed a Certificate of Amendment in the State of New Jersey changing its name to Waycool3d, Inc.

On April 30, 2002, the Company entered into a Stock Purchase Agreement and Share Exchange ("Agreement") with Waycool3d.com, Inc. ("Waycool"), pursuant to which the principal shareholders of the Company transferred a total of 9,000,000 shares to the Waycool shareholders and the Company acquired all of the outstanding shares of capital stock of Waycool. Upon the effective date of the Agreement, Waycool became a wholly owned subsidiary of the Company and the current stockholders of Waycool own approximately 90% of the Company's shares of common stock outstanding. Following the closing of the transaction with Waycool, Richard I. Anslow, the sole officer and director of the Company resigned and Bradley Kerr, John Zavoral and Peter Zavoral became all of the members of the Company's Board of Directors, and Bradley Kerr became President, Peter Zavoral became the Treasurer and John Zavoral became the Secretary of the Company. Following the closing of this transaction, the Company timely filed with the Securities and Exchange Commission a Current Report on Form 8-K disclosing the principal terms of such documents and included as an exhibit thereto a copy of the relevant agreements.

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations
-------------------------------------------------------------------------------

Plan of Operation

On April 5, 2002, we undertook a 2-1 forward split of its outstanding common shares increasing our amount of shares of common stock outstanding to 10,000,000. On April 23, 2003, we filed a Certificate of Amendment in the State of New Jersey changing our name to Waycool3d, Inc.

On April 30, 2002, we entered into a Stock Purchase Agreement and Share Exchange ("Agreement") with Waycool3d.com, Inc. ("Waycool"), pursuant to which our principal shareholders transferred a total of 9,000,000 shares to the Waycool shareholders and we acquired all of the outstanding shares of capital stock of Waycool. Upon the effective date of the Agreement, Waycool became our wholly owned subsidiary and the current stockholders of Waycool own approximately 90% of our shares of common stock outstanding. Following the closing of the transaction with Waycool, Richard I. Anslow, our sole officer and director resigned and Bradley Kerr, John Zavoral and Peter Zavoral became all of our members of the Board of Directors, and Bradley Kerr became our President, Peter Zavoral became our Treasurer and John Zavoral became our Secretary. Following the closing of this transaction, we timely filed with the Securities and Exchange Commission a Current Report on Form 8-K disclosing the principal terms of such documents and included as an exhibit thereto a copy of the relevant agreements.

Results of Operation

We did not have any operating income from inception (April, 2000) through March 31, 2002. For the quarter ended March 31, 2002, we recognized a net loss of $148. Some general and administrative expenses during the quarter were accrued. Expenses for the quarter were comprised of costs mainly associated with legal, accounting and office.

Liquidity and Capital Resources

At March 31, 2002 we had no capital resources.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings.  Not Applicable

Item 2. Changes in Securities.  None

Item 3. Defaults Upon Senior Securities.  Not Applicable

Item 4. Submission of Matters to a Vote of Security
        Holders. None

Item 5. Other Information. None

Item 6. Exhibits and Reports of Form 8-K. None

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed in its behalf by the undersigned, thereunto duly authorized, on May 15, 2002.

     WAYCOOL3D, INC.
     (f/k/a Segway VII Corp.)

By:  /s/ Bradly Kerr
     -----------------------------
         Bradly Kerr
         President and Director