Form 10QSB
period 2002-06-30
WAYCOOL3D INC
filed 2002-08-14
CIK 1120089

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from

Commission File No. 000-31365

WAYCOOL3D.COM, INC.
(Exact name of small business issuer as specified in its charter)

New Jersey	22-3720629
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

306 Demers Avenue East Grand Forks, Minnesota 56721
(Address of Principal Executive Offices)

(218)773-3297
(Issuer's telephone number)

(Former name, address and fiscal year, if changed since last report)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X]   No [  ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of August 14, 2002: 10,000,000 shares of common stock outstanding, $0.0001 par value.

WAYCOOL3D.COM, INC.
CONSOLIDATED FINANCIAL STATEMENTS

INDEX

Item 1.     Financial Information

BASIS OF PRESENTATION

The accompanying reviewed financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results from inception (April 6, 2000) and six months ended June 30, 2002 are not necessarily indicative of results that may be expected for the year ending December 31, 2002. The financial statements are presented on the accrual basis.

WAYCOOL3D, INC.

A DEVELOPMENT STAGE COMPANY

EAST GRAND FORKS, MINNESOTA

CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2002

TOGETHER WITH ACCOUNTANT'S REVIEW REPORT

WAYCOOL3D, INC.
A DEVELOPMENT STAGE COMPANY
EAST GRAND FORKS, MINNESOTA

TABLE OF CONTENTS

Page
ACCOUNTANT'S REVIEW REPORT	1
CONSOLIDATED BALANCE SHEET	2
CONSOLIDATED STATEMENTS OF OPERATIONS	3-4
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY	5
CONSOLIDATED STATEMENT OF CASH FLOWS	6
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	7-9

*  *  *  *  *  *  *  *  *  *  *  *  *  *  *

BRADY
MARTZ

CERTIFIED PUBLIC ACCOUNTANTS
AND CONSULTANTS

ACCOUNTANT'S REVIEW REPORT

To the Board of Directors
WayCool3D, Inc.
East Grand Forks, Minnesota

We have reviewed the accompanying consolidated balance sheet of WayCool3D, Inc. (A Development Stage Company) as of June 30, 2002 and 2001, and the related consolidated statement of operations for six months ended June 30, 2002 and 2001, and since inception, the consolidated statement of operations for the three months ended June 30, 2002 and 2001, statement of stockholders’ equity for the six months ended June 30, 2002 and year ended December 31, 2001, and cash flows for the six months ended June 30, 2002 and 2001 and since inception, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these consolidated financial statements is the representation of the management of WayCool3D, Inc.

A review consists principally of inquiries of company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the consolidated financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying consolidated financial statements in order for them to be in conformity with accounting principles generally accepted in the United States of America.

/s/ Brady, Martz
BRADY, MARTZ & ASSOCIATES, P.C.

August 2, 2002

BRADY, MARTZ & ASSOCIATES, P.C.
401 Demers Avenue Suite 300, P.O. Box 14296
Grand Forks, ND 58208-4296 (701) 775-4685 Fax (701) 795-7498

OTHER OFFICES: Minot and Bismarck, ND
Thief River Falls, MN

                                 WAYCOOL3D, INC.
                           A DEVELOPMENT STAGE COMPANY
                           CONSOLIDATED BALANCE SHEET
                          As of June 30, 2002 and 2001

ASSETS

                                                                  06/30/2002      06/30/2001
                                                                 -------------   -------------
CURRENT

      Cash and Cash Equivalents                                           $ -           $ 106
      Inventory                                                        25,079
      Accounts Receivable                                               7,288
      Prepaid Expenses                                                  1,689
                                                                 -------------   -------------
      Total                                                          $ 34,056           $ 106
                                                                 -------------   -------------

PROPERTY AND EQUIPMENT
      Equipment                                                      $ 89,257
      Less: Accumulated Depreciation                                  (12,261)
                                                                 -------------
      Total                                                          $ 76,996
                                                                 -------------

OTHER

      Patent and Trademark, Net                                       $ 9,755
                                                                 -------------

TOTAL ASSETS                                                        $ 120,807           $ 106
                                                                 =============   =============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT

      Bank Overdrafts                                                $ 11,092
      Accounts Payable                                                 75,015
      Current Portion of Long-Term Debt                                37,860
      Accrued Wages                                                         -
      Accrued Taxes and Expenses                                       13,605           $ 375
                                                                 -------------   -------------
      Total                                                         $ 137,572           $ 375
                                                                 -------------   -------------

OTHER

      Related Party Notes Payable                                   $ 413,984
                                                                 -------------

LONG-TERM DEBT

      Notes Payable                                                 $ 132,791
                                                                 -------------

Total Liabilities                                                   $ 684,347           $ 375
                                                                 -------------   -------------

STOCKHOLDERS' EQUITY
      Common Stock, $.0001 par value
      200,000,000 shares authorized

      10,000,000 shares issued and outstanding                          $ 500           $ 500
      Additional paid in capital                                     (473,410)            325
      Deficit Accumulated in Development Stage                        (90,630)         (1,094)
                                                                 -------------
                                                                 -------------   -------------
Total Stockholders' Equity (Deficit)                               $ (563,540)         $ (269)
                                                                 -------------   -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $ 120,807           $ 106
                                                                 =============   =============

  See Accountant's Review Report and Notes to Consolidated Financial Statements

                                 WAYCOOL3D, INC.
                           A DEVELOPMENT STAGE COMPANY
                      CONSOLIDATED STATEMENT OF OPERATIONS
      For the Six Months Ended June 30, 2002 and 2001, and since inception

                                                                                 Cumulative
                                             Six Months          Six Months      Total from
                                               Ended             Ended          Inception to
                                             06/30/2002          06/30/01         06/30/2002
                                           ---------------    -------------    ----------------

SALES REVENUE                                     $ 1,688                              $ 1,688
                                           ---------------                     ----------------

OPERATING EXPENSES
     Consulting and Professional                 $ 23,003                             $ 23,003
     Depreciation/Amortization                      4,584                                4,584
     Dues and Subscriptions                           132                                  132
     General & Administrative                         148            $ 297               1,888
     Insurance                                      1,657                                1,657
     Interest Expense                               7,743                                7,743
     Miscellaneous                                    863                                  863
     Office Supplies                                  162                                  162
     Parts and Materials                            4,823                                4,823
     Payroll Taxes                                  4,854                                4,854
     Postage and Printing                             434                                  434
     Rent                                           7,329                                7,329
     Repairs and Maintenance                          452                                  452
     Research and Development                         979                                  979
     Salaries                                      28,346                               28,346
     Shipping                                       2,239                                2,239
     Shop/Production Supplies                         233                                  233
     Telephone                                      1,646                                1,646
     Travel and Entertainment                         312                                  312
     Utilities                                        639                                  639
                                           ---------------                     ----------------
     Total Operating Expenses                    $ 90,578            $ 297            $ 92,318
                                           ---------------    -------------    ----------------

NET LOSS                                         $(88,890)          $ (297)          $ (90,630)
                                           ===============    =============    ================

NET EARNINGS PER SHARE

     Basic and Diluted Net Loss per Share           (0.01)           (0.00)
                                           ===============    =============

  See Accountant's Review Report and Notes to Consolidated Financial Statements

                                 WAYCOOL3D, INC.
                           A DEVELOPMENT STAGE COMPANY
                      CONSOLIDATED STATEMENT OF OPERATIONS
                For the Three Months Ended June 30, 2002 and 2001

                                                           Three Months            Three Months
                                                               Ended                   Ended
                                                             06/30/02                 06/30/01
                                                             --------                 --------

SALES REVENUE                                                     $  1,688
                                                        -------------------
OPERATING EXPENSES
     Consulting and Professional                                  $ 23,003
     Depreciation/Amortization                                       4,584
     Dues and Subscriptions                                            132
     General & Administrative                                            -                 $ 48
     Insurance                                                       1,657
     Interest Expense                                                7,743
     Miscellaneous                                                     863
     Office Supplies                                                   162
     Parts and Materials                                             4,823
     Payroll Taxes                                                   4,854
     Postage and Printing                                              434
     Rent                                                            7,329
     Repairs and Maintenance                                           452
     Research and Development                                          979
     Salaries                                                       28,346
     Shipping                                                        2,239
     Shop/Production Supplies                                          233
     Telephone                                                       1,646
     Travel and Entertainment                                          312
     Utilities                                                         639
                                                        -------------------     ----------------
     Total Operating Expenses                                     $ 90,430                 $ 48
                                                        -------------------     ----------------

NET LOSS                                                         $ (88,742)               $ (48)
                                                        ===================     ================

NET EARNINGS PER SHARE

     Basic and Diluted Net Loss per Share                            (0.01)               (0.00)
                                                        ===================     ================

  See Accountant's Review Report and Notes to Consolidated Financial Statements

                                 WAYCOOL3D, INC.
                           A DEVELOPMENT STAGE COMPANY
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
     For the Six Months Ended June 30, 2002 and Year ended December 31, 2001

                                      Common        Additional       Accumulated
                                      Stock      Paid-In Capital      Deficit        Total
                                      -----      ---------------      -------        -----

Balance, January 1, 2001              $     500      $     125      $    (797)     $    (172)

Contributed Capital

  by Shareholders                           200            200

Net Loss                                     --             --           (943)          (943)
                                      ---------      ---------      ---------      ---------

Balance, December 31, 2001            $     500      $     325      $  (1,740)     $    (915)

Acquistion of WayCool3D.com, Inc.      (473,785)      (473,785)

Contributed Capital

  by Shareholders                            50             50

Net Loss                                     --             --        (88,890)       (88,890)
                                      ---------      ---------      ---------      ---------

Balance, June 30, 2002                $     500      $(473,410)     $ (90,630)     $(563,540)
                                      =========      =========      =========      =========

  See Accountant's Review Report and Notes to Consolidated Financial Statements

                                 WAYCOOL3D, INC.
                           A DEVELOPMENT STAGE COMPANY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
      For the Six Months Ended June 30, 2002 and 2001, and since inception

                                                                                                      Cumulative
                                                             Six Months          Six Months           Total from
                                                               Ended               Ended             Inception to
                                                             06/30/2002          06/30/2001           06/30/2002
                                                          -----------------   -----------------    -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
        Net Loss                                                 $ (88,890)             $ (297)           $ (90,630)
        Adjustments to Reconcile Net Loss to Net
         Cash Provided by Operating Activities:
           Depreciation and Amortization                             4,584                                    4,584
        Effects on Operating Cash Flows Due to Changes In:
           Accounts Receivable                                      (5,089)                                  (5,089)
           Prepaid Assets                                            1,218                                    1,218
           Inventory                                                  (872)                                    (872)
           Bank Overdrafts                                          11,092                                   11,092
           Accounts Payable                                         10,993                                   10,993
           Accrued Liabilities                                      (1,897)                200                 (972)
                                                          -----------------   -----------------    -----------------

NET CASH USED BY OPERATING ACTIVITIES                            $ (68,861)              $ (97)           $ (69,676)
                                                          -----------------   -----------------    -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
        Plant and Equipment Purchases                             $ (1,601)                                $ (1,601)
        Additions to Intangibles                                      (714)                                    (714)
                                                          -----------------                        -----------------

NET CASH USED BY INVESTING ACTIVITIES                             $ (2,315)                                $ (2,315)
                                                          -----------------                        -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
        Proceeds from Notes Payable                               $ 58,984                                 $ 58,984
        Principal Payment of Long-Term Debt                         (2,077)                                  (2,077)
        Proceeds from Issuance of Common Stock                                                                  625
        Proceeds from Capital Contributions                             50               $ 200                  250
                                                          -----------------   -----------------    -----------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                         $ 56,957               $ 200             $ 57,782
                                                          -----------------   -----------------    -----------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                          $ (14,219)              $ 103            $ (14,209)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                        10                   3                    -

BEGINNING CASH BALANCE OF NEWLY CONSOLIDATED
        SUBSIDIARY                                                  14,209                   -               14,209
                                                          -----------------   -----------------    -----------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                            $ (0)              $ 106                 $ (0)
                                                          =================   =================    =================

  See Accountant's Review Report and Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of June 30, 2002

NOTE 1     Summary of Significant Accounting Policies

The Corporation is a development stage company and has not yet begun full operations. WayCool3D, Inc., a company incorporated in the state of New Jersey, is the parent company of WayCool 3D.com, Inc., of which it owns 100% of the outstanding common stock. WayCool3D.com, Inc, a company incorporated in the state of Nevada, is a product manufacturer and wholesaler in East Grand Forks, Minnesota. The operations will consist primarily of manufacturing numerous types of products, which project a 3D image.

Cash and cash equivalents include deposits in local banks.

No allowance for uncollectible accounts has been provided since it is believed that all accounts are collectible.

Inventories are valued at the lower of cost (first-in first-out method) or market value.

Property and equipment are capitalized at cost, while maintenance and repairs, which do not enhance the value or increase the basic productive capacity of the property, are charged to expense as incurred. Depreciation is computed using the straight-line method, over estimated useful lives of three to seven years.

The patents and trademarks, are stated at cost less accumulated amortization. Amortization is computed using the straight-line method over 15 and 40 year periods, respectively. Current quarter amortization was $135, and accumulated amortization was $315 at June 30, 2002.

Advertising costs are expensed as incurred.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at June 30, 2002 and revenues and expenses during the period then ended. The actual outcome of the estimates could differ from the estimates made in the preparation of the financial statements.

NOTE 2      Inventory

Inventories consist of the following as of June 30, 2002 and 2001:

	2002	2001
Raw Materials	$16,524	-
Work in Progress	8,555	-
	$25,079	-

NOTE 3      Shareholder’s Equity

Common stock includes 200,000,000 shares authorized at par value of $.0001, of which 10,000,000 have been issued. The Company has also authorized 20,000,000 shares of preferred stock at par value of $.0001, none of which have been issued.

NOTE 4      Related Party Transactions

The corporation has an unsecured line of credit with a shareholder in the amount of $200,000. It expires on November 2, 2002, and has an interest rate at 5.75%. As of June 30, 2002 the outstanding balance was $200,000.

The corporation also has a note payable to John Zavoral, who is a director, officer and shareholder, in the amount of $100,000. There is no stated interest rate on this note, it guarantees a 30% return upon WayCool receiving funding.

The corporation also has an additional note payable to John Zavoral in the amount of $113,984. The stated interest rate is 20.75% and is due on demand.

Related party interest expense is $7,098.

Included in the accounts receivable balance, is an account from John Zavoral in the amount of $4,500.

NOTE 5      Notes Payable

Notes payable at June 30, 2002 consists of the following:

	Interest Rate	Amount	Collateral

City of East Grand Forks	4.00%	$145,651	Inventory, fixtures & equipment

Maurice Horn		25,000	Unsecured

Total		$170,651
Current Portion		(37,860)
		$132,791

The required principal payments for the next five years and thereafter are as follows:

2003	$37,860
2004	13,384
2005	13,929
2006	14,497
2007	15,088
Thereafter	75,893
$170,651

The note payable to Maurice Horn guarantees a 30% return, upon the corporation receiving funding.

NOTE 6      Operating Leases

WayCool3D, Inc. leases office space, workshop space, and a copier for its operation. These leases are operating leases and have the following minimum lease payments for the next five years:

2003	$38,190
2004	38,190
2005	38,190
2006	37,425
2007	33,600
$185,595

The leases for the office space and the workshop space are on a monthly basis and are cancelable at anytime.

NOTE 7     Income Taxes

The corporation has net operating loss carryforwards of $586,394, which expire between 2020 and 2021. Income tax benefit realization is dependent on the corporation generating sufficient tax income prior to the expiration of the loss carryforward. Deferred tax assets of $87,959 are completely offset by a valuation reserve due to the lack of earnings history for the corporation.

NOTE 8      Significant Transactions

On April 5, 2002, the Company undertook a 2-1 forward split of its outstanding common shares increasing the amount of shares of common stock outstanding in the company to 10,000,000. On April 23, 2002, the Company filed a Certificate of Amendment in the State of New Jersey changing its name to WayCool3D, Inc. On April 30, 2002, the Company entered into a Stock Purchase Agreement and Share Exchange (“Share Exchange”) with WayCool3D.com, Inc. (“WayCool”), pursuant to which the principal shareholders of the Company transferred a total of 9,000,000 shares to the WayCool shareholders and the Company acquired all of the outstanding shares of capital stock of WayCool. Upon the effective date of the Agreement, WayCool became the wholly owned subsidiary of the Company and the current shareholders of WayCool own approximately 90% of the Company’s shares of common stock outstanding. WayCool3D.com, Inc. is a product manufacturer and wholesaler of various products that project a 3D image. The reason for the Share Exchange was so that WayCool3D.com, Inc. could gain access to capital markets.

The results of operations from April 30, 2002 to June 30, 2002 of Way Cool3D.com, Inc. are included in the financial statements of WayCool3D, Inc. The following pro forma statement, shows the results of operations for the six months ending June 30, 2002, had the Share Exchange taken place January 1, 2002.

Revenues	$24,678
Expense	282,468
Income before extraordinary items	$(257,790)
Extraordinary items	-
Net Income	$(257,790)
Earnings per Share	$(0)

*  *  *  *  *  *  *  *  *  *  *  *

Item 2.     Management's Discussion and Analysis of Financial Conditions and Results of Operations

Plan of Operation

On April 5, 2002, we undertook a 2-1 forward split of its outstanding common shares increasing our amount of shares of common stock outstanding to 10,000,000. On April 23, 2003, we filed a Certificate of Amendment in the State of New Jersey changing our name to Waycool3d, Inc.

On April 30, 2002, we entered into a Stock Purchase Agreement and Share Exchange (“Agreement”) with Waycool3d.com, Inc. (“Waycool”), pursuant to which our principal shareholders transferred a total of 9,000,000 shares to the Waycool shareholders and we acquired all of the outstanding shares of capital stock of Waycool. Upon the effective date of the Agreement, Waycool became our wholly owned subsidiary and the current stockholders of Waycool own approximately 90% of our shares of common stock outstanding. Following the closing of the transaction with Waycool, Richard I. Anslow, our sole officer and director resigned and Bradley Kerr, John Zavoral and Peter Zavoral became all of our members of the Board of Directors, and Bradley Kerr became our President, Peter Zavoral became our Treasurer and John Zavoral became our Secretary. Following the closing of this transaction, we timely filed with the Securities and Exchange Commission a Current Report on Form 8-K disclosing the principal terms of such documents and included as an exhibit thereto a copy of the relevant agreements.

Results of Operation

We did not have any operating income from inception (April, 2000) through June 30, 2002. For the quarter ended June 30, 2002, we recognized a net loss of $88,742. Some general and administrative expenses during the quarter were accrued. Expenses for the quarter were comprised of costs mainly associated with legal, accounting and office. We also incurred some interest expense on notes outstanding, rent for office and shop space, and research and development costs.

Liquidity and Capital Resources

At June 30, 2002 we had no capital resources.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.	Not Applicable

Item 2.	Changes in Securities.	None

Item 3.	Defaults Upon Senior Securities.	Not Applicable

Item 4.	Submission of Matters to a Vote of Security Holders.	None

Item 5.	Other Information.	None

Item 6.	Exhibits and Reports of Form 8-K.

	(a) Exhibits required by Item 601 of Regulation S-B.	None

(b) Reports of Form 8-K.

On May 14, 2002 we filed a Form 8-K based on Change in Control of Registrant and Acquisition of Assets.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed in its behalf by the undersigned, thereunto duly authorized.

WAYCOOL3D.COM, INC.

Date: August 14, 2002	By: /s/ Bradly Kerr Bradly Kerr President and Director